Form 10-K
period 2023-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2020-GC46
filed 2024-03-29
CIK 1800294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Not Applicable

EXPLANATORY NOTES

1 The 650 Madison Avenue mortgage loan, which represented approximately 9.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 650 Madison Avenue mortgage loan and the related companion loan(s) are serviced pursuant to the MAD 2019-650M TSA. Effective as of September 18, 2023, LNR Partners, LLC was terminated as the special servicer under the MAD 2019-650M TSA and 3650 REIT Loan Servicing LLC has been appointed to act as successor special servicer under the MAD 2019-650M TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on September 18, 2023 under Commission File No. 333-228597-06.

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

3 The Southcenter Mall mortgage loan, which represented approximately 4.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 90 North Campus mortgage loan, which represented approximately 2.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Property Commerce Portfolio mortgage loan, which represented approximately 2.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 510 East 14th Street mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan, the 510 East 14th Street mortgage loan and each of the related companion loan(s) are serviced pursuant to the GSMS 2020-GC45 PSA. Effective as of May 10, 2023, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the general special servicer under the GSMS 2020-GC45 PSA and K-Star Asset Management LLC has been appointed to act as successor general special servicer under the GSMS 2020-GC45 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 10, 2023 under Commission File No. 333-228597-06.

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

10 This annual report on Form 10-K does not include the servicer compliance statements of (i) 3650 REIT Loan Servicing LLC, as special servicer on and after September 18, 2023 under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced, (ii) Rialto Capital Advisors, LLC, as special servicer under the COMM 2020-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced, (iii) BREF Partners Special Servicer LLC as special servicer for the 805 Third Avenue mortgage loan under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan is serviced and (iv) Wells Fargo Bank National Association, as master servicer under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced, because each of 3650 REIT Loan Servicing LLC, Rialto Capital Advisors, LLC, BREF Partners Special Servicer LLC and Wells Fargo Bank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Citibank, N.A as certificate administrator under the MAD 2019-650M TSA and the CGCMT 2019-C7 PSA and (ii) Wells Fargo Bank, National Association as certificate administrator under the BWAY 2019-1633 TSA, the GSMS 2020-GC45 PSA, the COMM 2020-CBM TSA, the COMM 2019-GC44 PSA, the MRCD 2019-PARK TSA and the BX 2019-OC11 TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on February 26, 2020 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

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

4.2

Trust and Servicing Agreement, dated as of December 8, 2019 (the “MAD 2019-650M TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as servicer, 3650 REIT Loan Servicing LLC (as successor to LNR Partners, LLC), as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated February 26, 2020, and filed by the registrant on June 8, 2020 under Commission File No. 333-228597-06, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Trust and Servicing Agreement, dated as of December 20, 2019 (the “BWAY 2019-1633 TSA”), by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated February 26, 2020, and filed by the registrant on February 26, 2020 under Commission File No. 333-228597-06, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of January 1, 2020 (the “GSMS 2020-GC45 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as general special servicer, CWCapital Asset Management LLC, as Starwood special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated February 26, 2020, and filed by the registrant on February 26, 2020 under Commission File No. 333-228597-06, and is incorporated by reference herein). (see Explanatory Note #3)

4.5

Trust and Servicing Agreement, dated as of February 6, 2020 (the “COMM 2020-CBM TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated February 26, 2020, and filed by the registrant on February 26, 2020 under Commission File No. 333-228597-06, and is incorporated by reference herein). (see Explanatory Note #4)

4.6

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “CGCMT 2019-C7 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated February 26, 2020, and filed by the registrant on February 26, 2020 under Commission File No. 333-228597-06, and is incorporated by reference herein). (see Explanatory Note #5)

4.7

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “COMM 2019-GC44 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated February 26, 2020, and filed by the registrant on February 26, 2020 under Commission File No. 333-228597-06, and is incorporated by reference herein). (see Explanatory Note #6)

4.8

Trust and Servicing Agreement, dated as of December 19, 2019 (the “MRCD 2019-PARK TSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as servicer and special servicer, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated February 26, 2020, and filed by the registrant on February 26, 2020 under Commission File No. 333-228597-06, and is incorporated by reference herein). (see Explanatory Note #7)

4.9

Trust and Servicing Agreement, dated as of December 1, 2019 (the “BX 2019-OC11 TSA”), by and among Morgan Stanley Capital I Inc., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K dated February 26, 2020, and filed by the registrant on February 26, 2020 under Commission File No. 333-228597-06, and is incorporated by reference herein). (see Explanatory Note #8)

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

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced

33.8a

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer prior to September 18, 2023 under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced

33.8b

Report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer on and after September 18, 2023 under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.4)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.5)

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as Trustee under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.6)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 33.7)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

33.16a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

33.16b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 33.1)

33.18a

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer prior to May 10, 2023 under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan were serviced (see Exhibit 33.1)

33.18b

Report on assessment of compliance with servicing criteria for asset-backed securities, K-Star Asset Management LLC, as general special servicer on and after May 10, 2023 under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 33.14)

33.20a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 33.15a)

33.20b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 33.15b)

33.21a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 33.16a)

33.21b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 33.16b)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 33.7)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 33.7)

33.24a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 33.15a)

33.24b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 33.15b)

33.25a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 33.16a)

33.25b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 33.16b)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the CGCMT 2019-C7 PSA pursuant to which the 405 E 4th Avenue mortgage loan is serviced (see Exhibit 33.8a)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced (see Exhibit 33.14)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced (see Exhibit 33.4)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced (see Exhibit 33.5)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced (see Exhibit 33.6)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.1)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.3)

33.35a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.15a)

33.35b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.15b)

33.36a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.16a)

33.36b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 33.16b)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 33.7)

33.38

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 33.7)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 33.3)

33.40a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 33.15a)

33.40b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 33.15b)

33.41a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 33.16a)

33.41b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 33.16b)

33.42

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 33.7)

33.43

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 33.13)

33.44

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 33.3)

33.45a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 33.15a)

33.45b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 33.15b)

33.46a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 33.16a)

33.46b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 33.16b)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced

34.8a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer prior to September 18, 2023 under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced

34.8b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, 3650 REIT Loan Servicing LLC, as special servicer on and after September 18, 2023 under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.4)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.5)

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as Trustee under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.6)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 34.7)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

34.16a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

34.16b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 34.1)

34.18a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer prior to May 10, 2023 under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan were serviced (see Exhibit 34.1)

34.18b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, K-Star Asset Management LLC, as general special servicer on and after May 10, 2023 under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 34.14)

34.20a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 34.15a)

34.20b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 34.15b)

34.21a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 34.16a)

34.21b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 34.16b)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 34.7)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 34.7)

34.24a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 34.15a)

34.24b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 34.15b)

34.25a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 34.16a)

34.25b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2020-CBM TSA pursuant to which the CBM Portfolio mortgage loan is serviced (see Exhibit 34.16b)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the CGCMT 2019-C7 PSA pursuant to which the 405 E 4th Avenue mortgage loan is serviced (see Exhibit 34.8a)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced (see Exhibit 34.14)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced (see Exhibit 34.4)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced (see Exhibit 34.5)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the CGCMT 2019-C7 PSA pursuant to which the 805 Third Avenue mortgage loan and the 405 E 4th Avenue mortgage loan are serviced (see Exhibit 34.6)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.1)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.3)

34.35a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.15a)

34.35b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.15b)

34.36a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.16a)

34.36b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which The Shoppes at Blackstone Valley mortgage loan is serviced (see Exhibit 34.16b)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 34.7)

34.38

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 34.7)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 34.3)

34.40a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 34.15a)

34.40b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 34.15b)

34.41a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 34.16a)

34.41b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MRCD 2019-PARK TSA pursuant to which the Parkmerced mortgage loan is serviced (see Exhibit 34.16b)

34.42

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 34.7)

34.43

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 34.13)

34.44

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 34.3)

34.45a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 34.15a)

34.45b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 34.15b)

34.46a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 34.16a)

34.46b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BX 2019-OC11 TSA pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced (see Exhibit 34.16b)

35	Servicer compliance statements. (see Explanatory Note #10)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, CWCapital Asset Management LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, KeyBank National Association, as servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced

35.5	Servicing compliance statement, LNR Partners, LLC, as special servicer prior to September 18, 2023 under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced

35.6	Servicer compliance statement, KeyBank National Association, as servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced (see Exhibit 35.4)

35.7	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the BWAY 2019-1633 TSA pursuant to which the 1633 Broadway mortgage loan is serviced

35.8

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced (see Exhibit 35.1)

35.9a

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer prior to May 10, 2023 under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan were serviced (see Exhibit 35.1)

35.9b

Servicer compliance statement, K-Star Asset Management LLC, as general special servicer on and after May 10, 2023 under the GSMS 2020-GC45 PSA pursuant to which the Southcenter Mall mortgage loan, the 90 North Campus mortgage loan, the Property Commerce Portfolio mortgage loan and the 510 East 14th Street mortgage loan are serviced

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

Date: March 28, 2024

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President